Form 10-Q
period 1996-03-31
SANIFILL INC
filed 1996-05-13
CIK 834263

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   ---------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

for the transition period from               to

Commission File Number 1-10490

                                SANIFILL, INC.
             (exact name of Registrant as specified in its charter)

            Delaware                                          76-0279492
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

2777 Allen Parkway, Suite 700, Houston, Texas                    77019
   (address of principal executive offices)                   (zip code)

Registrant's telephone number, including area code          (713)  942-6200

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]                 No [_]

The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding at May 10, 1996 was 24,960,373.

This report contains 17 pages.

FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

                                                                  Page
                                                                  ----

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.................................   3

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................   9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings....................................  15

  Item 4.  Submission of Matters to a Vote of Security Holders..  16

  Item 6.  Exhibits and Reports on Form 8-K.....................  16


                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                        SANIFILL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                  March 31,   December 31,
                                                                    1996          1995
                                                                 -----------  -------------
                                                                 (Unaudited)
                         ASSETS
Current assets:
   Cash and cash equivalents                                       $  2,620       $  2,835
   Accounts receivable, net                                          52,945         47,019
   Prepaid expenses                                                   1,964          4,604
   Other current assets                                               6,209          3,015
                                                                   --------       --------
               Total current assets                                  63,738         57,473

Property and equipment, net                                         702,629        572,329
Goodwill, net                                                       115,786         97,974
Other assets                                                         52,226         48,153
                                                                   --------       --------
               Total assets                                        $934,379       $775,929
                                                                   ========       ========

                     LIABILITIES AND
                STOCKHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt                            $ 13,484       $ 13,359
   Accounts payable                                                  20,115         22,419
   Accrued liabilities and other                                     30,555         25,111
                                                                   --------       --------
               Total current liabilities                             64,154         60,889

Long-term debt, net of current maturities                           204,009        209,329
Convertible subordinated debentures, net                            155,985         58,213
Environmental reserves                                               50,211         43,339
Deferred income taxes, net                                           66,988         64,662
Other long-term obligations                                          15,855         23,906
                                                                   --------       --------
               Total liabilities                                    557,202        460,338
                                                                   --------       --------

Commitments and contingencies

Stockholders' investment:
   Preferred stock                                                       --             --
   Common stock                                                         233            217
   Additional paid-in capital                                       298,879        245,490
   Retained earnings                                                 92,613         84,661
   Foreign currency translation adjustment                          (14,548)       (14,777)
                                                                   --------       --------
               Total stockholders' investment                       377,177        315,591
                                                                   --------       --------
               Total liabilities and stockholders' investment      $934,379       $775,929
                                                                   ========       ========

           See notes to condensed consolidated financial statements.

                        SANIFILL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands except per share amounts; unaudited)



                                                    Three Months Ended
                                                        March 31,
                                                   --------------------
                                                     1996       1995
                                                   --------  ----------
                                                             (Restated)

Revenues                                           $81,000     $54,064
Cost of operations                                  51,895      35,038
                                                   -------     -------
     Gross Profit                                   29,105      19,026
Selling, general and administrative expenses        12,247       8,118
                                                   -------     -------
     Operating income                               16,858      10,908
Interest expense                                     4,462       2,903
Interest income                                       (209)       (226)
Other income, net                                     (648)       (328)
                                                   -------     -------
     Income before income taxes                     13,253       8,559
Income taxes                                         5,301       3,387
                                                   -------     -------
     Net income                                    $ 7,952     $ 5,172
                                                   =======     =======
Earnings per common and common equivalent share      $0.35       $0.28
                                                   =======     =======


           See notes to condensed consolidated financial statements.

                        SANIFILL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                   ----------------------
                                                                      1996        1995
                                                                   ----------  ----------
                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  7,952     $ 5,172
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                     11,326       9,092
         Deferred income taxes                                           898         222
         Provision for environmental reserves                          1,004         897
         Provision for doubtful accounts                                 210         108
         Gain on sale of assets                                         (239)       (140)
   Changes in assets and liabilities, excluding effects
      of acquisitions:
         Accounts receivable                                          (3,837)     (4,164)
         Prepaid expenses                                              2,302         774
         Other current assets                                         (2,776)       (384)
         Accounts payable and accrued liabilities and other           (4,114)     (7,360)
         Other, net                                                     (207)       (132)
                                                                   ---------   ---------
                      Net cash provided by operating activities       12,519       4,085
                                                                    --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (29,061)    (12,559)
   Payments for acquisitions accounted for as purchases, net
      of cash received of $22 in 1996 and $0 in 1995                 (81,846)     (2,000)
   Reductions (Additions) to other noncurrent assets, net              1,447      (1,376)
   Proceeds from sale of property and equipment                          518         294
                                                                    --------   ---------
                      Net cash used in investing activities         (108,942)    (15,641)
                                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                          112,063      25,226
   Repayments of borrowings                                          (16,971)    (13,265)
   Proceeds from issuances of common stock, net                          712         828
   Other, net                                                            392         168
                                                                    --------     -------
                      Net cash provided by financing activities       96,196      12,957
                                                                    --------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   12         (96)
                                                                    --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                       (215)      1,305
CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                              2,835       3,322
                                                                    --------     -------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                                 $  2,620     $ 4,627
                                                                    ========     =======




           See notes to condensed consolidated financial statements.

                        SANIFILL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

  Sanifill, Inc. and subsidiaries ("Sanifill" or the "Company") own, operate, acquire and develop nonhazardous waste disposal, waste treatment, waste collection, recycling, waste transfer and complementary businesses located in the United States, the Commonwealth of Puerto Rico, Mexico and Canada. The nonhazardous waste industry is highly competitive and fragmented. Additionally, this industry is subject to various foreign, federal, state and local laws and substantial regulation under these laws. The Company's waste collection and waste transfer businesses will from time to time also involve the collection, transportation or transfer of relatively small quantities of materials that are classified and regulated as hazardous substances or hazardous wastes under federal or state environmental laws and regulations, as an ancillary service for our nonhazardous solid waste customers.

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated for all periods presented. The accounts of the one business acquired on May 31, 1995 in a transaction accounted for as a pooling-of-interests have been included as if the business had always been a member of the same operating group; accordingly, the historical consolidated financial statements covering the period ended March 31, 1995 have been restated. The accounts of the businesses acquired in transactions accounted for as purchases have been included from their respective acquisition dates.

  The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information presented not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the results for the interim periods.

  Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements of Sanifill, Inc. and subsidiaries for the year ended December 31, 1995 and the related notes thereto (the "Financial Statements") included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 1996.


2.  SIGNIFICANT ACCOUNTING POLICIES

Goodwill

  Effective January 1, 1996, the Company changed its estimate of the useful life of its goodwill from 25 to 40 years. The effects of this change will be accounted for prospectively in the financial statements. The effect of this change in estimate was to increase net income by $.2 million or nine tenths of one cent per share in the first quarter 1996.

  The Company changed its estimated goodwill life due to changes in facts and circumstances that have occurred over time. Goodwill arises only in non-landfill acquisitions at Sanifill. Prior to 1992, all of the Company's acquisitions were landfill acquisitions, and the Company had no goodwill on its balance sheet. In 1992, Sanifill began the evolution from its disposal-only strategy to a disposal-based strategy which involved the acquisition of collection and transfer businesses to vertically integrate around its existing landfills. The Company chose a relatively short 25-year goodwill life when it made its first collection acquisitions in 1992 because the new strategy was unproven at Sanifill and because the remaining life of the permitted airspace at the landfills fed by these early collection acquisitions was relatively short (approximately 10 years). Today, the disposal-based strategy is in place in the majority of Sanifill's markets. It has been proven to be a viable, profitable strategy, and the average remaining life of the permitted airspace at the Company's landfills has grown to 32 years, with

                        SANIFILL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

additional expansion opportunities available. Similarly, without regard to Sanifill's average site life, the collection operations which have been acquired or developed are important in size and can operate indefinitely and independently of Sanifill's landfilling operations. Management believes that these changes in fact support a longer goodwill life. In addition, the Company has conducted a survey of the practices of other major public solid waste companies and found that a substantial majority of them use a 40-year goodwill life.

  There have been no other significant additions to or changes in accounting policies of the Company since December 31, 1995.

  For a description of these policies, see Note 2 of Notes to Consolidated Financial Statements for the year ended December 31, 1995 in the Company's Annual Report on Form 10-K.

3.  BUSINESS COMBINATIONS

    The Company's acquisitions in transactions accounted for as purchases are summarized as follows (dollar amounts in thousands):

                                               Three Months Ended
                                                   March 31,
                                               ------------------
                                                 1996      1995
                                               ---------  -------
Acquisitions consummated
  Collection businesses                                9        3
  Solid waste transfer stations                        1        1
  Municipal solid waste disposal facilities           --        1
  Dry waste disposal facilities                        2       --
  Materials recovery facilities                       --       --
                                                --------  -------
       Total                                          12        5
                                                ========  =======

Consideration
   Cash                                         $ 75,408  $ 2,000
   Notes                                           2,900      646
   Common stock                                   31,366   11,387
                                                --------  -------
       Total                                    $109,674  $14,033
                                                ========  =======

  The $109.7 million of consideration during the 1996 period includes $41.1 million related to a landfill and transfer station development project in the Baltimore-Washington area.

  Pro forma results of operations are not presented as the amounts do not significantly differ from historical Company results.

  In addition, the Company has agreed, in connection with certain transactions which occurred during 1995, to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. The contingent consideration is payable in cash, or, in some instances, in cash or stock, at the Company's option. Although the amount and timing of any payments of additional contingent consideration necessarily depend on whether and when these goals are met, the maximum aggregate amount of contingent consideration potentially payable if all payment goals are met would be $70.5 million, $12.9 million, of which was paid half in cash and half in stock in March 1996. Of the remaining unpaid contingent consideration of $57.6 million, $49.6 million relates to revenue and volume targets. The remainder relates to permit expansions. Of the $57.6 million, $30.6 million relates to a contingent liability which, if the applicable performance goal is met, would be payable in equal annual installments over five years. In addition, consistent with industry practice, the Company regularly agrees to provide royalties based on revenue generated at the applicable disposal site to

                        SANIFILL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

sellers of waste disposal businesses that it acquires. The foregoing quantification of contingent consideration does not include potential royalty payments.

  On May 31, 1995, the Company acquired Metropolitan Disposal and Recycling Corporation, Energy Reclamation, Inc., and E. E. Equipment, Inc. (collectively, "MDC") in a transaction accounted for as a pooling-of-interests. MDC conducts collection and materials recovery facility activities. Aggregate consideration consisted of approximately 1.1 million shares of the Company's common stock. Revenues and net income of MDC were $8.9 million and $0.8 million, respectively, for the period from January 1, 1995 through the acquisition date. These amounts reflect estimated pooling adjustments to (i) eliminate intercompany transactions with Sanifill, (ii) conform MDC to Sanifill's policy for amortization of intangible assets and (iii) reflect income tax expense.

  Since March 31, 1996, the Company has acquired seven collection businesses for aggregate consideration of $2.6 million.

4.  PROPERTY AND EQUIPMENT

  A summary of property and equipment is as follows (in thousands):

                                                                March 31,  December 31,
                                                                  1996         1995
                                                                ---------  ------------

Property and equipment                                           $813,039      $675,332
Less: Accumulated depreciation, depletion and amortization        110,410       103,003
                                                                 --------      --------
       Net property and equipment                                $702,629      $572,329
                                                                 ========      ========

     Property and equipment includes the following permit-related items (in thousands):

                                                     March 31,    December 31,
                                                        1996          1995
                                                      --------      --------
Permitting projects in process
   Greenfield sites                                  $      --      $     --
   Nonoperating sites                                      549           153
   Operating sites                                      11,949        12,861
Permitted land at nonoperating sites                    32,746        24,416
Permitted land with construction in process             69,180        35,281
                                                      --------      --------
          Total                                       $114,424      $ 72,711
                                                      ========      ========

  The increase in permitted land with construction in process during the three months ended March 31, 1996 is primarily attributable to the recent acquisition of a development project consisting of a landfill and two transfer stations in the Baltimore-Washington area.

                        SANIFILL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.  EARNINGS PER SHARE

  Earnings per common and common equivalent share have been computed based on the weighted average number of shares outstanding. The following table reconciles the number of common shares outstanding with the number of common shares used in computing earnings per share (in thousands):

                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              1996       1995
                                                            --------  ----------
                                                                      (Restated)

Common shares outstanding                                    23,299      18,329
Effect of using weighted average common shares
   outstanding during the period                             (1,044)       (199)
Effect of shares issuable under stock option plan
   and stock warrants based on the treasury stock method        734         496
                                                             ------      ------
Common and common equivalent shares used in
   computing earnings per share                              22,989      18,626
                                                             ======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues in the quarter increased by $26.9 million (50%) over prior year levels, due to a combination of acquisition and internal development activities. Gross profit as a percentage of revenues increased by 1%, while selling, general, and administrative expenses as a percentage of revenues remained constant. This resulted in operating income of 21% of revenues and net income of 10% of revenues. Net income increased by 54% to $8.0 million, and earnings per share increased by 25% to $0.35.

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MARCH 31, 1996 AND 1995

Revenues

     The components of revenues are summarized as follows (dollar amounts in thousands):

                                       Components of Revenue
                                  --------------------------------
                                         Three Months Ended
                                             March 31,
                                  --------------------------------
                                       1996             1995
                                  ---------------  ---------------
                                                     (Restated)

Municipal solid waste disposal     $17,287    21%   $12,641    24%
Dry waste disposal                  11,130    14      8,819    16
Special waste disposal               6,996     8      5,339    10
Collection/transfer                 35,363    44     17,893    33
Nonhazardous oilfield waste          7,255     9      6,497    12
Recycling                            2,969     4      2,875     5
                                   -------    --    -------    --
   Total revenues                  $81,000   100%   $54,064   100%
                                   =======  ====    =======  ====

  Intercompany disposal transactions are eliminated from the collection/transfer component in the previous analysis. The recycling category includes revenue generated from the sale of recycled commodities, which for the three month period ended March 31, 1996 was approximately 1% of total company revenues. The factors impacting the year-to-year change in total revenues are summarized as follows (in thousands):

                                  Change in 1996 vs. 1995 Total Revenues
                                  --------------------------------------
                                       Three Months Ended March 31,
                                  --------------------------------------
Domestic disposal operations
 Existing:  Price/mix                           $ 1,069
            Volume                                2,511
 New:       Acquired                              4,959
Domestic collection operations                   17,485
Mexico operations                                   912
                                                -------
     Total change                               $26,936
                                                =======


     With regard to the revenue trends in existing operations for the three months ended March 31, 1996, the Company's solid waste landfill operations reported a 10% "same-store" revenue increase versus the same period last year, of which approximately 4.6% related to volume increases and 5.4% to increases in average price per unit. The Company's nonhazardous oilfield waste (NOW) operations reported an 11% "same-store" revenue increase in the quarter versus the same period last year.

     The following table presents, for the periods indicated, the percentage relationship which the captioned items in the Company's Condensed Consolidated Statements of Operations bear to total revenues.


                                                 Percentage Relationship to Total Revenues
                                                -------------------------------------------
                                                            Three Months Ended
                                                -------------------------------------------
                                                                 March 31,
                                                -------------------------------------------
                                                       1996                  1995
                                                ------------------  -----------------------
                                                                          (Restated)

Revenues                                                  100%                   100%
Cost of operations                                         64                     65
                                                         ----                   ----
Gross profit                                               36                     35
Selling, general and administrative expenses               15                     15
                                                         ----                   ----
Operating income                                           21                     20
Interest expense                                            6                      5
Other income, net                                          (1)                    (1)
                                                         ----                   ----
Income before income taxes                                 16                     16
Income taxes                                                6                      6
                                                         ----                   ----
 Net income                                                10%                    10%
                                                         ====                   ====

Cost of Operations and Gross Profit

     Cost of operations increased $16.9 million (48%) for the three month period ended March 31, 1996, as compared with 1995. This increase was due primarily to costs associated with facilities and operations opened or acquired since the first quarter of 1995.

     Gross profit increased $10.1 million (53%) for the three month period ended March 31, 1996, as compared with 1995. Gross profit also increased as a percent of revenues from 35% to 36% for the three month period. The increase in gross profit as a percentage of revenue was primarily attributable to the benefits of landfill volume and price increases, successful 1995 landfill airspace expansions and value-adding engineering efforts partially offset by the decline in prices for recycled fiber commodities in the quarter versus the same period in the prior year.

Selling, General and Administrative Expenses ("SG&A")

     SG&A increased $4.1 million (51%) for the three month period ended March 31, 1996, as compared with 1995. SG&A remained constant as a percent of revenues at 15% for the three month period. The absolute increase in SG&A was due primarily to costs associated with facilities opened or acquired since the first quarter of 1995.

Operating Income

     Operating income increased $6.0 million (55%) for the three month period ended March 31, 1996, as compared with 1995. Operating income also increased as a percent of revenues from 20% to 21% for the three month period. The increase in operating income in absolute dollars and as a percent of revenues from the prior period reflected the factors discussed in Cost of Operations and Gross Profit above, plus the Company's success in implementing its sales program, the favorable economic conditions at certain sites, the Company's broad strategy of vertical integration through collection business acquisitions and the contribution from acquisitions since the first quarter of 1995.

Interest Expense

  Interest expense is summarized as follows (in thousands):


                                Three Months Ended
                               --------------------
                                    March 31,
                               --------------------
                                 1996       1995
                               --------  ----------
                                         (Restated)

Gross interest                  $6,147      $4,271
Less:  capitalized interest     (1,685)     (1,368)
                               -------   ---------
Interest expense                $4,462      $2,903
                                ======      ======


     Interest expense increased $1.6 million (54%) for the three month period ended March 31, 1996, as compared with 1995. The increase in gross interest was due primarily to higher average debt levels, partially offset by a decrease in average interest rates.

Other Income, Net

     Interest and other income increased $0.3 million (55%) for the three month period ended March 31, 1996, as compared with 1995. The increase for the three month period was due primarily to an increased contribution from a joint venture equity interest in a landfill operation.

Income Taxes

     The effective income tax rates for the three months ended March 31, 1996 was 40.0% as compared with 39.6% for 1995. The effective rates for both quarters were higher than the statutory federal rate of 35% due primarily to the effect of state income taxes and nondeductible expenses.

Net Income

     Net income increased $2.8 million (54%) for the three month period ended March 31, 1996, as compared with 1995 and remained constant as a percent of revenues at 10%. The absolute increase in net income for the first quarter 1996 resulted from the same factors discussed in Operating Income and Other Income, Net above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's key working capital data are as follows:

                                                  March 31,   December 31,
                                                     1996         1995
                                                  ----------  -------------

Working capital (in thousands)                     $   (416)    $ (3,416)
Ratio of current assets to current liabilities     0.99:1.0     0.94:1.0

     The Company's strategy in controlling working capital is to maintain sufficient availability under its bank credit facility to finance short-term capital needs in excess of internally generated funds with the goal of minimizing working capital.

Financing Activities

     Historically, the Company has financed its capital requirements from internally generated funds, borrowings from banks, issuances of securities, loans from sellers of businesses acquired and loans from other commercial lenders. To date, the Company has been able to obtain satisfactory financing for the operation of its businesses and believes that it will be able to obtain such financing as required in the future. On April 17, 1995, the Company amended its unsecured Revolving Credit Facility to increase its size from $160 million to $225 million and to increase its bank group from seven to nine banks. The Revolving Credit Facility provides for a revolving credit period expiring on November 30, 1997, at which time it converts to a term facility with a final maturity date of November 30, 2001. Availability under this facility is tied to the Company's cash flow and liquidity. Advances bear interest, at the Company's option, at the prime rate or LIBOR, in each case plus a margin which is calculated quarterly based upon the Company's ratio of indebtedness to cash flow, or, in an amount not to exceed $100 million, at a rate negotiated between the Company and certain banks party to the Revolving Credit Facility. At March 31, 1996, the Company had $52.1 million of cash borrowings and $46.7 million of letters of credit issued under this facility for a total utilization of $98.8 million.

     On March 4, 1996, the Company issued $115 million of 5% Convertible Subordinated Debentures, due on March 1, 2006. Interest is payable semiannually in March and September. The debentures are convertible into shares of the Company's common stock at a conversion price of $48.13 per share. The debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined. The debentures are redeemable after March 15, 1999 at the option of the Company at 102.5% of the principal amount, declining annually to par on March 1, 2002, plus accrued interest. Deferred offering costs of approximately $2.9 million were incurred and are being amortized ratably over the life of the debentures. The proceeds were used to repay debt under the Company's Revolving Credit Facility.

     On March 18, 1996, the Company called for redemption all of its $60 million series of 7-1/2% Convertible Subordinated Debentures due June 1, 2006 at a redemption price of 104.5% of their face amount plus accrued interest from December 1, 1995 to, and including, the redemption date. The redemption date was April 17, 1996. Alternatively, holders of these debentures could convert their debentures into Company common stock at any time prior to the close of business on April 10, 1996, at a conversion price equal to $28.82 per share. Holders who elected to convert received 34.70 shares of the Company's common stock for each $1,000 principal amount of debentures surrendered. At March 31, 1996, $14.8 million had been converted into approximately .5 million shares of the Company's common stock. As of the end of business on April 10, 1996, $59.8 million or 99.7% had been converted into approximately 2.1 million shares of the Company's common stock.

     Total long-term debt increased from $267.5 million at December 31, 1995, to $360.0 million at March 31, 1996. The increase is attributable to borrowings for the acquisition of waste disposal and collection businesses, the purchase of property and equipment and working capital needs.

Balance Sheet Management

     Management's long-term objectives regarding its outstanding debt are to match the term of its debt with the economic life of its assets, structure debt with staged maturity schedules, limit floating rate debt to no more than 40% of total debt and to manage the Company's long-term debt to capitalization ratio, for which a general upper limit of 53% has been established, subject to revision from time to time as circumstances or opportunities dictate. Long-term debt as a percentage of total capitalization was 46% at December 31, 1995 and 49% at March

31, 1996. The increase resulted primarily from the funding of a development project in the Baltimore-Washington area. See Note 3. The Company's ratio of debt to total capital, pro forma for the conversion of all of the $60 million issue to equity discussed previously in the Financing Activities section, is approximately 43% at March 31, 1996. The Company's weighted average cost of indebtedness decreased to 7.5% for the first quarter of 1996 from 8.2% for the first quarter of 1995. The Company's weighted average cost of indebtedness, pro forma for the conversion of the $60 million issue to equity and the March 4, 1996 issuance of $115 million of 5% Convertible Subordinated Debentures, is approximately 6.8% at March 31, 1996. As of March 31, 1996, 15% of the Company's debt was subject to floating interest rates.

Capital Expenditures

  Capital expenditures are expected to approximate $136 million in 1996 for routine purchases of property and equipment, engineering, design and construction costs associated with the development of existing landfills, regulatory compliance and implementation costs and the completion of new revenue-generating projects, including construction costs associated with new landfill and transfer station development projects in Denver and the Baltimore-Washington area. Further, the Company may also be required to make significant expenditures to bring additional acquired disposal facilities into compliance with applicable regulatory requirements, permit new disposal facilities, expand permitted areas of existing disposal sites or in connection with certain acquisition agreements, provide additional consideration, as defined, if expansions of permitted airspace are obtained. The amount of these future expenditures cannot be determined as they will depend upon the condition of the disposal facilities acquired, the condition of any sites to be permitted and when the terms of certain acquisition agreements are met.

  In order to carry out its acquisition program and development strategy, the Company will have significant capital requirements. The Company disbursed cash of $71.1 million, $16.1 million and $31.0 million in 1995 through 1993, respectively, in order to fund its acquisition program. In the first quarter of 1996, the Company had disbursed $75.4 million on this year's acquisition program. The Company could potentially make acquisitions involving cash consideration of up to $125 million or more in 1996 in connection with the acquisition of waste disposal and collection businesses. The Company is opportunistic in evaluating acquisitions, however, and may seek to effect acquisitions involving consideration in excess of this range. The Company anticipates the use of a combination of cash, notes, and shares of its common stock to fund the purchase price for acquisitions. In order to fund such acquisitions, the Company may seek to raise capital through additional bank borrowings and public or private debt or equity markets. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the then existing financial condition of the Company. In the event that the Company's common stock does not maintain a sufficient market value, or if potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of their businesses, the Company would be required to utilize a greater amount of cash to continue its acquisition program. If the Company were unable to secure the capital necessary to carry out its acquisition program, the implementation of that portion of the Company's growth strategy would be adversely affected.

Landfill Financial Obligations

  The Company has material financial obligations relating to the closure of the filled areas of landfill sites during their operating lives and the final closure and post-closure care of facilities at the end of their operating lives. These obligations apply to each disposal facility the Company operates or for which it is otherwise responsible. Landfills are typically developed in a series of cells, each of which is constructed, filled, and capped in sequence over the operating life of the landfill. When the final cell is filled and the operating life of the landfill is over, the final cell must be capped, the entire site must be closed and post-closure care and monitoring activities begin. The Company has estimated as of December 31, 1995 that total costs for final closure and post-closure activities, including cap maintenance, groundwater monitoring, methane gas monitoring and leachate treatment/disposal for up to 30 years after closure in the majority of the cases, will approximate $63.1 million. The Company has estimated as of December 31, 1995 that capping costs expected to be incurred during the operating lives of its facilities and expensed over the facilities' useful lives will approximate $142.5 million. In addition, the Company has also acquired certain facilities where the potential for minor remediation might exist. In such situations, the Company's engineers estimate the total cost of remediation, which is estimated at March 31, 1996 to be approximately $16.3 million.

     The Company's environmental reserve reconciliation is summarized as follows (in thousands):

                                                          Environmental Reserves
                                                    Three Months Ended March 31, 1996
                                                 ----------------------------------------
                                                  Closure/Post-
                                                 Closure/Capping   Remediation    Total
                                                 ----------------  ------------  --------
Reserve balance, beginning of period                     $31,852       $12,140   $43,992

         Accrual charged to operations                     1,004            --     1,004
         Reserves established in acquisitions              3,066         4,433     7,499
         Costs incurred                                      (55)         (302)     (357)
         Other                                            (1,151)           --    (1,151)
                                                         -------       -------   -------

Reserve balance, end of period                           $34,716       $16,271   $50,987
                                                         =======       =======   =======

     The Company will accrue the remainder of the difference between the closure/post-closure and capping components of the reserve balance at March 31, 1996 and the total estimated closure/post-closure and capping cost of its facilities based on engineering estimates over the useful lives of those facilities.

     The Company is required to provide financial assurance to various regulatory agencies for certain of its estimated closure/post-closure, remediation and capping obligations (the "Obligations"). Accordingly, irrevocable trust funds have been established for nine of its landfills. Contributions to the trust funds have been invested by the trustees, all of which are federally insured banks, primarily in United States government obligations, municipal bonds and interest-bearing demand deposits. The investments of eight of the trust funds are recorded by the Company at cost, which approximates market. The investments in the remaining trust fund, which amount to $5.3 million, as well as the related Obligations, have not been recorded by the Company due to certain provisions of the trust agreement regarding the ultimate disposition of any excess funds remaining after all Obligations have been satisfied. The investments held in this trust fund exceed the Obligations that would have been accrued at March 31, 1996. In addition to irrevocable trust funds, the Company also provides financial assurance for certain of its facilities by the issuance of letters of credit, surety bonds, insurance policies, and corporate guarantees. The Company has established a wholly-owned captive insurance subsidiary to provide financial assurance at selected sites through the issuance of insurance policies and surety bonds. The Company's total financial assurance for the Obligations is summarized as follows (in thousands):

                                             Summary of Financial Assurance
                                                     March 31, 1996
                                             ------------------------------


Irrevocable trust funds                                 $15,853
Outstanding letters of credit                            32,555
Third party surety bonds                                 16,018
Captive insurance subsidiary                             12,760
Corporate guarantees                                      4,905
                                                        -------
       Total financial assurance provided               $82,091
                                                        =======

INTERNATIONAL OPERATIONS

  Sanifill currently provides waste collection, disposal, or both, services in six Mexican cities. These include four cities located near the border with the United States (Tijuana, Mexicali, Ensenada and Ciudad Juarez), Naucalpan, which is a suburb of Mexico City, and Acapulco. In the first quarter of 1996, the Company entered the Canadian solid waste market through its purchase of two transfer stations and a collection operation located near Toronto, Canada.

  In addition to being subject to similar business risks as the Company's domestic operations, the Company's Mexican and Canadian operations are subject to other risks such as currency fluctuations, political instability, currency control regulations, changes in foreign law, the recruitment of labor, compliance with foreign immigration laws, and import and export restrictions.

SEASONALITY AND INFLATION

  The volume of waste received by the Company at its landfills generally varies with the level of economic activity. In addition, construction and demolition activity is typically highest in the spring and summer months, decreases in the fall and is at its lowest during the winter. The level of construction and demolition activity also varies generally with the level of economic activity in the region in which a facility is located. The Company's MSW landfill operations experience somewhat similar, though less pronounced, seasonal variations. The Company's NOW operations volumes also vary partially with the level of oil and gas exploration and production activity.

     The Company believes that inflation and changing prices have not had, and are not expected in the near term to have, any material adverse effect on its domestic results of operations.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

  This "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this section, including without limitation (a) the statement in the paragraph under "--Results of Operations for the Interim Periods Ended March 31, 1996 and 1995--Operating Income" regarding the reasons for the absolute increase in operating income for the first quarter in 1996, (b) the statement in the paragraph under "--Results of Operations for the Interim Periods Ended March 31, 1996 and 1995--Net Income" regarding the reasons for the absolute increase in net income for the first quarter in 1996,
(c) the statement in the first textual paragraph under "--Liquidity and Capital Resources" regarding the Company's strategy in controlling working capital, (d) the statement in the first paragraph under "--Liquidity and Capital Resources-- Financing Activities" of the Company's belief as to its future ability to obtain financing, (e) the statement under "--Liquidity and Capital Resources--Balance Sheet Management," regarding Management's long-term objectives regarding the Company's outstanding debt, (f) the statements under "--Liquidity and Capital Resources--Capital Expenditures" regarding the possibility that the Company may be required to make significant additional expenditures for certain purposes, the inability to determine the amount of such expenditures and the reasons for such inability, (g) all of the statements in the first two textual paragraphs under "--Liquidity and Capital Resources--Landfill Financial Obligations," and the table appearing between such paragraphs, (h) all of the statements in the final paragraph under "--Liquidity and Capital Resources--Landfill Financial Obligations," (i) the statements under "--International Operations" regarding the additional risks to which the Company's Mexican and Canadian operations are subject and (j) all of the statements under "--Seasonality and Inflation," are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this section and elsewhere in this Report, including without limitation in conjunction with the forward looking statements included in this section. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

  From time to time, the Company becomes a party to litigation involving claims of personal injury arising out of its collection and disposal businesses, workers' compensation claims and related employee-relations disputes, commercial disputes with vendors, claims arising out of the Company's efforts to permit facilities and claims arising out of the competition for collection and disposal contracts. These suits arise in the ordinary course of the Company's business and are not, in the judgment of the Company's management, material to the condition or prospects of the Company.

  The Company's operations are subject to the risk of private actions for damages should it intentionally or unintentionally injure the environment, property or persons. The amount of damages to which the Company might be exposed for any such injury would, of course, depend on the facts specific to the particular case, but could be substantial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are included herein:

  27  Financial Data Schedule

(b)  Reports on Form 8-K.

  A report on Form 8-K was filed February 5, 1996. The Company filed information with respect to acquisitions consummated from January 1, 1995 through February 4, 1996 and filed audited financial statements for the acquired companies MDC, Falcon Disposal Service, Inc., Garnet of Virginia, Inc., Garnet of Maryland, Inc., Southern Sanitation, Inc., Southern Waste, Services, Inc., Copper State Recycling, Inc., Southwest Disposal, Inc., Southwest Disposal Partnership, Southern Sanitation, Inc., Land Reclamation Company and GO of Wisconsin.

  A report on Form 8-K was filed February 11, 1996. The Company filed restated consolidated financial statements for the three year period ended December 31, 1994 to reflect the pooling of MDC.

  A report on Form 8-K was filed March 20, 1996. The Company filed information with respect to acquisitions consummated from January 1, 1995 through March 19, 1996 and filed audited financial statements for the acquired companies PST Reclamation, Inc. and Taylor Land Resources, Inc.

  A report on Form 8-K was filed March 28, 1996. The Company filed information with respect to acquisitions consummated from January 1, 1996 through March 27, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant, Sanifill, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SANIFILL, INC.



Dated:  May 13, 1996         /s/ J. CHRIS BREWSTER
                            --------------------------
                            By:  J. Chris Brewster
                            Vice President - Chief Financial Officer