Form 10-Q
period 1996-06-30
SANIFILL INC
filed 1996-08-13
CIK 834263

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

  [X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

  [ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to _________

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X    No
          -----      -----

The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding at August 9, 1996 was 25,440,331.

This report contains 18 pages.

                            FORM 10-Q REPORT INDEX


10-Q PART AND ITEM NO.
- ----------------------
                                                                 Page
                                                                 ----
PART I -  FINANCIAL INFORMATION

  Item 1.  Financial Statements.................................   3

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................   9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings....................................  16

  Item 4.  Submission of Matters to a Vote of Security Holders..  16

  Item 6.  Exhibits and Reports on Form 8-K.....................  16


                                    PART I

ITEM 1.   FINANCIAL STATEMENTS
                        SANIFILL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                           June 30,    December 31,
                                             1996          1995
                                          -----------  -------------
                                          (Unaudited)

                      ASSETS
Current assets:
   Cash and cash equivalents              $    4,364       $  2,835
   Accounts receivable, net                   66,464         47,019
   Prepaid expenses                            9,793          4,604
   Other current assets                        6,176          3,015
                                          ----------       --------
          Total current assets                86,797         57,473

Property and equipment, net                  757,577        572,329
Goodwill, net                                143,654         97,974
Other assets                                  52,124         48,153
                                          ----------       --------
          Total assets                    $1,040,152       $775,929
                                          ==========       ========

                LIABILITIES AND
            STOCKHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt   $   12,101       $ 13,359
   Accounts payable                           28,473         22,419
   Accrued liabilities and other              42,828         25,111
                                          ----------       --------
          Total current liabilities           83,402         60,889

Long-term debt, net of current maturities    257,522        209,329
Convertible subordinated debentures, net     112,035         58,213
Environmental reserves                        52,209         43,339
Deferred income taxes, net                    68,252         64,662
Other long-term obligations                   27,946         23,906
                                          ----------       --------
         Total liabilities                   601,366        460,338
                                          ----------       --------

Commitments and contingencies

Stockholders' investment:
   Preferred stock                                --             --
   Common stock                                  250            217
   Additional paid-in capital                349,557        245,490
   Retained earnings                         103,625         84,661
   Foreign currency translation              (14,646)       (14,777)
    adjustment                            ----------       --------
         Total stockholders' investment      438,786        315,591
                                          ----------       --------
         Total liabilities and            $1,040,152       $775,929
           stockholders' investment       ==========       ========

           See notes to condensed consolidated financial statements.

                        SANIFILL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands except per share amounts; unaudited)



                                                Six Months Ended               Three Months Ended
                                                    June 30,                        June 30,
                                          ----------------------------      -------------------------
                                              1996              1995            1996          1995
                                          -----------       ----------      ----------     ----------

Revenues                                    $181,406         $115,120         $100,406       $61,056
Cost of operations                           115,747           72,979           63,852        37,941
                                            --------         --------         --------       -------
     Gross Profit                             65,659           42,141           36,554        23,115
Selling, general and administrative
 expenses                                     27,384           17,723           15,137         9,605
Pooling costs                                     --              566               --           566
                                            --------         --------         --------       -------
     Operating income                         38,275           23,852           21,417        12,944
Interest expense                               8,007            6,273            3,545         3,370
Interest income                                 (418)            (514)            (209)         (288)
Other income, net                               (920)            (791)            (272)         (463)
                                            --------         --------         --------       -------
     Income before income taxes               31,606           18,884           18,353        10,325
Income taxes                                  12,642            7,478            7,341         4,091
                                            --------         --------         --------       -------
     Net income                             $ 18,964         $ 11,406         $ 11,012       $ 6,234
                                            ========         ========         ========       =======
Earnings per common and common
 equivalent share                           $  0.78          $   0.60         $   0.43       $  0.32
                                            =======          ========         ========       =======






           See notes to condensed consolidated financial statements.

                        SANIFILL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)






                                                                         Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                        1996         1995
                                                                  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        $  18,964      $ 11,406
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation, depletion and amortization                           25,980        18,389
   Deferred income taxes                                               2,146           523
   Provision for environmental reserves                                2,159           671
   Provision for doubtful accounts                                       467           276
   Gain on sale of assets                                               (373)         (469)
 Changes in assets and liabilities, excluding effects
  of acquisitions:
   Accounts receivable                                               (18,471)       (8,786)
   Prepaid expenses                                                   (5,530)          414
   Other current assets                                               (2,745)       (3,177)
   Accounts payable and accrued liabilities and other                  2,179        (4,398)
   Other, net                                                           (414)       (1,100)
                                                                   ---------      --------
          Net cash provided by operating activities                   24,362        13,749
                                                                   ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                 (77,064)      (38,845)
 Payments for acquisitions accounted for as purchases, net
  of cash received of $696 in 1996 and $110 in 1995                  (90,559)       (4,235)
 Additions to other noncurrent assets, net                            (1,902)       (4,058)
 Proceeds from sale of property and equipment                          1,287         1,132
                                                                   ---------      --------
          Net cash used in investing activities                     (168,238)      (46,006)
                                                                   ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                            149,235        85,990
 Repayments of borrowings                                             (6,915)      (57,759)
 Proceeds from issuances of common stock, net                          2,033         2,984
 Other, net                                                            1,051           (74)
                                                                   ---------      --------
          Net cash provided by financing activities                  145,404        31,141
                                                                   ---------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    1           (74)
                                                                   ---------      --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          1,529        (1,190)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                  2,835         3,322
                                                                   ---------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                    $   4,364      $  2,132
                                                                   =========      ========




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

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated for all periods presented. The accounts of the one business acquired on May 31, 1995 in a transaction accounted for as a pooling-of-interests have been included as if the business had always been a member of the same operating group. The accounts of the businesses acquired in transactions accounted for as purchases have been included from their respective acquisition dates.

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


2.  SIGNIFICANT ACCOUNTING POLICIES

Goodwill

    Effective January 1, 1996, the Company changed its estimate of the useful life of its goodwill from 25 to 40 years. The effects of this change will be accounted for prospectively in the financial statements. The effect of this change in estimate was to increase net income by $.2 million or $.009 per share and $.4 million or $.018 per share in the three and six month periods ended June 30, 1996.

    The Company changed its estimated goodwill life due to changes in facts and circumstances that have occurred over time. Goodwill arises only in non-landfill acquisitions at Sanifill. Prior to 1992, all of the Company's acquisitions were landfill acquisitions, and the Company had no goodwill on its balance sheet. In 1992, Sanifill began the evolution from its disposal-only strategy to a disposal-based strategy which involved the acquisition of collection and transfer businesses to vertically integrate around its existing landfills. The Company chose a relatively short 25-year goodwill life when it made its first collection acquisitions in 1992 because the new strategy was unproven at Sanifill and because the remaining life of the permitted airspace at the landfills fed by these early collection acquisitions was relatively short (approximately 10 years). Today, the disposal-based strategy is in place in the majority of Sanifill's markets. It has been proven to be a viable, profitable strategy, and the average remaining life of the permitted airspace at the Company's landfills has grown to 32 years, with additional expansion opportunities available. Similarly, without regard to Sanifill's average site life, the collection operations which have been acquired or developed are important in size and can operate indefinitely and independently of Sanifill's

                        SANIFILL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



landfilling operations. Management believes that these changes in fact support a longer goodwill life. In addition, the Company has conducted a survey of the practices of other major public solid waste companies and found that a substantial majority of them use a 40-year goodwill life.

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

3.  BUSINESS COMBINATIONS

    The Company's acquisitions in transactions accounted for as purchases are summarized as follows (dollar amounts in thousands):

                                                   Six Months Ended
                                                       June 30,
                                                   ----------------
                                                     1996    1995
                                                   -------  -------
     Acquisitions consummated
       Collection businesses                          23       10
       Solid waste transfer stations                   2        1
       Municipal solid waste disposal facilities      --        2
       Dry waste disposal facilities                   2        2
       Materials recovery facilities                  --        1
                                                --------  -------
          Total                                       27       16
                                                ========  =======

     Consideration
       Cash                                     $ 84,817  $ 4,345
       Notes                                      11,511    5,187
       Common stock                               35,457   16,341
                                                --------  -------
          Total                                 $131,785  $25,873
                                                ========  =======

    The $131.8 million of consideration during the 1996 period includes $41.1 million related to a landfill and transfer station development project in the Baltimore-Washington area.

    Pro forma results of operations are not presented as the amounts do not significantly differ from historical Company results.

    In addition, the Company has agreed, in connection with certain transactions which occurred during 1995, to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. The contingent consideration is payable in cash, stock, or, in some instances, in cash or stock, at the Company's option. Although the amount and timing of any payments of additional contingent consideration necessarily depend on whether and when these goals are met, the maximum aggregate amount of contingent consideration potentially payable if all payment goals are met would be $70.5 million, $12.9 million of which was paid half in cash and half in stock in March 1996. Of the remaining unpaid contingent consideration of $57.6 million, $49.6 million relates to revenue and volume targets. The remainder relates to permit expansions. Of the $57.6 million, $30.6 million relates to a single performance based contingent liability which, once the applicable performance goal is met, is payable in equal annual installments over five years. In June 1996, the applicable performance goal was met and the first annual payment of $6.1 million will be paid out in cash on September 30, 1996. The $6.1 million is

                       SANIFILL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

reflected on the June 30, 1996 balance sheet as a current liability under accrued liabilities and other. The remaining amount of $24.5 million has been discounted to net present value and is reflected in the balance sheet at June 30, 1996 as a long-term liability under other long-term obligations. In addition, consistent with industry practice, the Company regularly agrees to provide royalties based on revenue generated at the applicable disposal site to sellers of waste disposal businesses that it acquires. The foregoing quantification of contingent consideration does not include potential royalty payments.

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

    Since June 30, 1996, the Company has acquired 2 collection businesses, 1 transfer station and 1 special waste disposal facility for aggregate consideration of $17.5 million.

4.  PROPERTY AND EQUIPMENT

    A summary of property and equipment is as follows (in thousands):

                                            June 30,    December 31,
                                              1996          1995
                                            --------    ------------

   Property and equipment                   $879,634      $675,332
   Less: Accumulated depreciation,           122,057       103,003
   depletion and amortization               --------      --------
       Net property and equipment           $757,577      $572,329
                                            ========      ========

  Property and equipment includes the following permit-related items (in thousands):

                                            June 30,    December 31,
                                              1996         1995
                                            --------    ------------
    Permitting projects in process
       Greenfield sites                     $     --    $        --
       Nonoperating sites                        376            153
       Operating sites                         8,440         12,861
    Permitted land at nonoperating sites      25,620         24,416
    Permitted land with construction in
     process                                  79,296         35,281
                                            --------        -------
          Total                             $113,732     $   72,711
                                            ========        =======


    The increase in permitted land with construction in process during the six months ended June 30, 1996 was primarily attributable to the first quarter 1996 acquisition of a development project consisting of a landfill and transfer station in the Baltimore-Washington area.

                        SANIFILL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5. EARNINGS PER SHARE

   Earnings per common and common equivalent share have been computed based on the weighted average number of shares outstanding. The following table reconciles the number of common shares outstanding with the number of common shares used in computing earnings per share (in thousands):

                                                              Six Months Ended            Three Months Ended
                                                                  June 30,                     June 30,
                                                             -----------------           -------------------
                                                             1996         1995           1996           1995
                                                              ----         ----           ----           ----
Common shares outstanding                                     25,067       18,756         25,067         18,756
Effect of using weighted average common shares
  outstanding during the period                               (1,433)        (331)          (212)          (155)
Effect of shares issuable under stock option plan
  and stock warrants based on the treasury stock method          830          558            926            620
                                                              ------       ------         ------         ------
Common and common equivalent shares used in
  computing earnings per share                                24,464       18,983         25,781         19,221
                                                              ======       ======         ======         ======




6.  MERGER WITH USA WASTE SERVICES, INC.

    On June 24, 1996, the Company entered into a definitive merger agreement with USA Waste Services, Inc. (USA). The merger is subject to stockholder approval, the Hart-Scott-Rodino antitrust review process and other customary closing conditions. The Company currently expects that the merger will be completed in the third quarter of 1996 and that it will be accounted for as a pooling-of-interests. The merger agreement provides that on the effective date of the merger, USA will issue 1.70 shares of its common stock for each share of the Company's outstanding common stock. Following the merger, Rod Proto, President, Chief Operating Officer and Director of Sanifill will assume these positions at USA. USA's Board of Directors will remain at 12 members and will include Mr. Proto and two additional designees from the Company's board. Messrs. Ralph Cox and Larry Martin have been designated by the Company to join Mr. Proto on the USA Board of Directors.

7.  SALE OF MARINE NONHAZARDOUS OILFIELD WASTE COLLECTION OPERATIONS

    On June 5, 1996, the Company executed definitive agreements for the purchase by Newpark Resources, Inc. of the marine-related nonhazardous oilfield waste collection operations of Campbell Wells, Ltd., a Sanifill subsidiary, for a purchase price of $70.5 million. This transaction closed on August 12, 1996 and will not have a material impact on the results of the Company's operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues in the quarter increased by $39.4 million (64%) over prior year levels, due to a combination of acquisition and internal development activities. Gross profit as a percentage of revenues decreased by 2%, while selling, general, and administrative expenses as a percentage of revenues decreased by 1% This resulted in operating income of 21% of revenues and net income of 11% of revenues. Net income increased by 77% to $11.0 million, and earnings per share increased by 34% to $0.43.

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED JUNE 30, 1996 AND 1995

  Revenues

    The components of revenues are summarized as follows (dollar amounts in thousands):

                                                                      Components of Revenue
                                         ------------------------------------------------------------------------------
                                                  Six Months Ended                           Three Months Ended
                                                     June 30,                                    June 30,
                                         ----------------------------------        ---------------------------------
                                              1996                1995                  1996                1995
                                         --------------      --------------        --------------       ------------

Municipal solid waste disposal           $ 37,529   21%      $ 28,476   25%        $ 20,258   20%       $15,826   26%
Dry waste disposal                         28,356   16         17,999   15           17,198   17          9,181   15
Special waste disposal                     15,827    9         10,941    9            8,831    9          5,614    9
Collection/transfer                        78,303   43         38,597   34           42,954   43         20,700   34
Nonhazardous oilfield waste                15,156    8         12,422   11            7,900    8          5,925   10
Recycling                                   6,235    3          6,685    6            3,265    3          3,810    6
                                         --------  ---       --------  ---         --------  ---        -------  ---
   Total revenues                        $181,406  100%      $115,120  100%        $100,406  100%       $61,056  100%
                                         ========  ===       ========  ===         ========  ===        =======  ===

    Intercompany disposal transactions are eliminated from the collection/transfer component in the previous analysis. The recycling category includes revenue generated from the sale of recycled commodities, which for the three and six month periods ended June 30, 1996 was approximately 1% of total company revenues. The factors impacting the year-to-year change in total revenues are summarized as follows (in thousands):

                                                 Change in 1996 vs. 1995 Total Revenues
                                  -------------------------------------------------------------------
                                        Six Months Ended June 30,         Three Months Ended June 30,
                                  --------------------------------------  ---------------------------
Domestic disposal operations
 Existing:  Price/mix                       $ 2,001                                  $   896
            Volume                            9,459                                    7,031
 New:       Acquired                         13,966                                    8,588
Domestic collection operations               37,969                                   20,856
Mexico operations                             1,929                                    1,017
Canada operations                               962                                      962
                                            -------                                  -------
     Total change                           $66,286                                  $39,350
                                            =======                                  =======


    With regard to the revenue trends in existing operations for the three months ended June 30, 1996, the Company's solid waste landfill operations reported a 10% "same-store" revenue increase versus the same period last year, of which approximately 9% related to volume increases and 1% to increases in price/mix. The Company's nonhazardous oilfield waste (NOW) operations reported a 33% "same-store" revenue increase in the quarter versus the same period last year. The increase in the NOW operations was primarily attributable to the higher level of drilling activity in Southern Louisiana and the Gulf of Mexico and an increase in pit remediation business.

     The following table presents, for the periods indicated, the percentage relationship which the captioned items in the Company's Condensed Consolidated Statements of Operations bear to total revenues.




                                                            Percentage Relationship to Total Revenues
                                                    ---------------------------------------------------------
                                                    Six Months Ended                       Three Months Ended
                                                    ----------------                       ------------------
                                                        June 30,                                 June 30,
                                                        --------                                 --------
                                                   1996          1995                     1996          1995
                                                   ----          ----                     ----          ----


Revenues                                           100%          100%                     100%          100%
Cost of operations                                  64            63                       64            62
                                                  ----          ----                     ----          ----
Gross profit                                        36            37                       36            38
Selling, general and administrative expenses        15            15                       15            16
Pooling costs                                       --             1                       --             1
                                                  ----          ----                     ----          ----
Operating income                                    21            21                       21            21
Interest expense                                     4             5                        4             5
Other income, net                                  ( 1)           --                       (1)           (1)
                                                  ----          ----                     ----          ----
Income before income taxes                          18            16                       18            17
Income taxes                                         7             6                        7             7
                                                  ----          ----                     ----          ----
   Net income                                      11%            10%                      11%           10%
                                                  ====          ====                     ====          ====



Cost of Operations and Gross Profit

     Cost of operations increased $25.9 million (68%) and $42.8 million (59%) for the three and six month periods ended June 30, 1996, as compared with 1995. This increase was due primarily to costs associated with facilities and operations opened or acquired since June 30, 1995.

     Gross profit increased $13.4 million (58%) and $23.5 million (56%) for the three and six month periods ended June 30, 1996, as compared with 1995. Gross profit decreased as a percent of revenues from 38% to 36% and 37% to 36% for the three and six month period respectively. The decrease in gross profit as a percentage of revenue was primarily attributable to the decline in prices for recycled fiber commodities and the fact that the Company was temporarily not internalizing certain waste volumes in two of its new market areas.

Selling, General and Administrative Expenses ("SG&A")

     SG&A increased $5.5 million (58%) and $9.7 million (55%) for the three and six month periods ended June 30, 1996, as compared with 1995. SG&A decreased as a percent of revenues from 16% to 15% in the three month period and remained constant as a percent of revenues at 15% for the six month period. The absolute increase in SG&A was due primarily to costs associated with facilities opened or acquired since June 30, 1995.

Pooling Costs

     The Company incurred pooling costs of $0.6 million during the second quarter of 1995. These costs consisted primarily of legal and accounting fees and other costs related to the pooling-of-interests transaction discussed previously in Note 3.

Operating Income

     Operating income increased $8.5 million (65%) and $14.4 million (60%) for the three and six month periods ended June 30, 1996, as compared with 1995. Operating income as a percent of revenues remained constant at 21% for the three and six month periods. The increase in operating income in absolute dollars for each period reflected the factors discussed in Cost of Operations and Gross Profit above, plus the Company's success in implementing its sales program, the favorable economic conditions at certain sites, the Company's broad strategy of vertical integration through collection business acquisitions and the contribution from acquisitions since June 30, 1995.

Interest Expense

  Interest expense is summarized as follows (in thousands):

                               Six Months Ended             Three Months Ended
                               -----------------            -------------------
                                   June 30,                      June 30,
                                   --------                      --------
                               1996         1995            1996           1995
                               ----        -----            ----           ----

Gross interest                 $12,109     $ 8,891          $ 5,962        $ 4,620
Less:  capitalized interest     (4,102)     (2,618)          (2,417)        (1,250)
                               -------     -------          -------        -------
Interest expense               $ 8,007     $ 6,273          $ 3,545        $ 3,370
                               =======     =======          =======        =======


     Interest expense increased $0.2 million (5%) and $1.7 million (28%) for the three and six month periods ended June 30, 1996, as compared with 1995. The increase in gross interest was due primarily to higher average debt levels, partially offset by a decrease in average interest rates. The increase in capitalized interest was primarily due to a development project in the Baltimore-Washington area.

Interest and Other Income, Net

     Interest and other income decreased $0.3 million (36%) for the three month period and remained constant for the six month period ended June 30, 1996, as compared with 1995. The decrease for the three month period was due primarily to decreased gains on the sales of fixed assets and interest income earned on financial assurance trust funds. In the six month period ended June 30, 1996, interest and other income, net remained constant due to the fact that the decreases in the second quarter of 1996 were offset by an increased contribution from a joint venture equity interest in a landfill operation earned in the first quarter of 1996.

Income Taxes

     The effective income tax rates for the three and six months ended June 30, 1996 was 40.0% as compared with 39.6% for 1995. The effective rates for all quarters were higher than the statutory federal rate of 35% due primarily to the effect of state income taxes and nondeductible expenses.

Net Income

     Net income increased $4.8 million (77%) and $7.6 million (66%) for the three and six month periods ended June 30, 1996, as compared with 1995. Net income increased as a percent of revenues from 10% to 11% for the three and six month periods, respectively. The absolute increase in net income for both periods of 1996 resulted from the same factors discussed in Operating Income above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's key working capital data are as follows:

                                                        June 30,   December 31,
                                                          1996         1995
                                                       ---------  -------------

     Working capital (in thousands)                    $  3,395    $ (3,416)
     Ratio of current assets to current liabilities    1.04:1.0    0.94:1.0


     The Company's strategy in controlling working capital is to maintain sufficient availability under its bank credit facility to finance short-term capital needs in excess of internally generated funds with the goal of minimizing working capital.

Financing Activities

     Historically, the Company has financed its capital requirements from internally generated funds, borrowings from banks, issuances of securities, loans from sellers of businesses acquired and loans from other commercial lenders. To date, the Company has been able to obtain satisfactory financing for the operation of its businesses and believes that it will be able to obtain such financing as required in the future. On July 16, 1996, the Company amended its unsecured Revolving Credit Facility to increase its size from $225 million to $350 million, consisting of a $320 million United States credit facility and a $30 million Canadian credit facility, and to increase its bank group from nine to seventeen banks. The Revolving Credit Facility provides for a revolving credit period expiring on June 30, 1999, at which time it converts to a term facility with a final maturity date of June 30, 2003. Availability under this facility is tied to the Company's cash flow and liquidity. Advances bear interest, at the Company's option, at the prime rate or LIBOR, in each case plus a margin which is calculated quarterly based upon the Company's ratio of indebtedness to cash flow, or, in an amount not to exceed $250 million, at a rate negotiated between the Company and certain banks party to the Revolving Credit Facility. At June 30, 1996, the Company had $95.2 million of cash borrowings and $56.4 million of letters of credit issued under this facility for a total utilization of $151.6 million.

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

     On March 18, 1996, the Company called for redemption all of its $60 million series of 7 1/2% Convertible Subordinated Debentures due June 1, 2006 at a redemption price of 104.5% of their face amount plus accrued interest from December 1, 1995 to, and including, the redemption date. The redemption date was April 17, 1996. Alternatively, holders of these debentures could convert their debentures into Company common stock at any time prior to the close of business on April 10, 1996, at a conversion price equal to $28.82 per share. Holders who elected to convert received 34.70 shares of the Company's common stock for each $1,000 principal amount of debentures surrendered. When the transaction closed on April 10, 1996, $59.8 million or 99.7% had been converted into approximately
2.1 million shares of the Company's common stock. The remaining $.2 million was paid to the holders in cash.

     Total long-term debt increased from $267.5 million at December 31, 1995, to $369.6 million at June 30, 1996. The increase was attributable to borrowings for the acquisition of waste disposal and collection businesses, the purchase of property and equipment and working capital needs.

Balance Sheet Management

     Management's long-term objectives regarding its outstanding debt are to match the term of its debt with the economic life of its assets, structure debt with staged maturity schedules, limit floating rate debt to no more than 40% of total debt and to manage the Company's long-term debt to capitalization ratio, for which a general upper limit of 53% has been established, subject to revision from time to time as circumstances or opportunities dictate. Long-term debt as a percentage of total capitalization was 46% at both December 31, 1995 and June 30, 1996. The Company's weighted average cost of indebtedness decreased to 6.3% for the second quarter of 1996 from 8.1% for the second quarter of 1995. As of June 30, 1996, 28% of the Company's debt was subject to floating interest rates.

Capital Expenditures

     Capital expenditures are expected to approximate $150 million in 1996 for routine purchases of property and equipment, engineering, design and construction costs associated with the development of existing landfills, regulatory compliance and implementation costs and the completion of new revenue-generating projects, including construction costs associated with new landfill and transfer station development projects in Denver and the Baltimore-Washington area. Further, the Company may also be required to make significant expenditures to bring additional acquired disposal facilities into compliance with applicable regulatory requirements, permit new disposal facilities, expand permitted areas of existing disposal sites or in connection with certain acquisition agreements, provide additional consideration, as defined, if expansions of permitted airspace are obtained. The amount of these future expenditures cannot be determined as they will depend upon the condition of the disposal facilities acquired, the condition of any sites to be permitted and when the terms of certain acquisition agreements are met.

  In order to carry out its acquisition program and development strategy, the Company will have significant capital requirements. The Company disbursed cash of $71.1 million, $16.1 million and $31.0 million in 1995 through 1993, respectively, in order to fund its acquisition program. In the first six months of 1996, the Company had disbursed $84.8 million on this year's acquisition program. The Company could potentially make acquisitions involving cash consideration of up to $125 million or more in 1996 in connection with the acquisition of waste disposal and collection businesses. The Company is opportunistic in evaluating acquisitions, however, and may seek to effect acquisitions involving consideration in excess of this range. The Company anticipates the use of a combination of cash, notes, and shares of its common stock to fund the purchase price for acquisitions. In order to fund such acquisitions, the Company may seek to raise capital through additional bank borrowings and public or private debt or equity markets. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the then existing financial condition of the Company. In the event that the Company's common stock does not maintain a sufficient market value, or if potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of their businesses, the Company would be required to utilize a greater amount of cash to continue its acquisition program. If the Company were unable to secure the capital necessary to carry out its acquisition program, the implementation of that portion of the Company's growth strategy would be adversely affected.

Landfill Financial Obligations

  The Company has material financial obligations relating to the closure of the filled areas of landfill sites during their operating lives and the final closure and post-closure care of facilities at the end of their operating lives. These obligations apply to each disposal facility the Company operates or for which it is otherwise responsible. Landfills are typically developed in a series of cells, each of which is constructed, filled, and capped in sequence over the operating life of the landfill. When the final cell is filled and the operating life of the landfill is over, the final cell must be capped, the entire site must be closed and post-closure care and monitoring activities begin. The Company has estimated as of December 31, 1995 that total costs for final closure and post-closure activities, including cap maintenance, groundwater monitoring, methane gas monitoring and leachate treatment/disposal for up to 30 years after closure in the majority of the cases, will approximate $63.1 million. The Company has estimated as of December 31, 1995 that capping costs expected to be incurred during the operating lives of its facilities and expensed over the facilities' useful lives will approximate $142.5 million. In addition, the Company has also acquired certain facilities where the potential for minor remediation might exist. In such situations, the Company's engineers estimate the total cost of remediation, which was estimated at June 30, 1996 to be approximately $16.4 million.

     The Company's environmental reserve reconciliation is summarized as follows (in thousands):

                                                             Environmental Reserves
                                                         Six Months Ended June 30, 1996
                                          ------------------------------------------------------
                                                  Closure/Post-
                                                 Closure/Capping           Remediation    Total
                                          ------------------------------   -----------   -------
Reserve balance, beginning of period                 $31,852                  $12,140    $43,992

   Accrual charged to operations                       2,159                       --      2,159
   Reserves established in acquisitions                3,552                    4,950      8,502
   Costs incurred                                       (262)                    (683)      (945)
   Other                                              (1,191)                      --     (1,191)
                                                      -------                 -------    -------
 Reserve balance, end of period                       $36,110                 $16,407    $52,517
                                                      =======                 =======    =======

     The Company will accrue the remainder of the difference between the closure/post-closure and capping components of the reserve balance at June 30, 1996 and the total estimated closure/post-closure and capping cost of its facilities based on engineering estimates over the useful lives of those facilities.

     The Company is required to provide financial assurance to various regulatory agencies for certain of its estimated closure/post-closure, remediation and capping obligations (the "Obligations"). Accordingly, irrevocable trust funds have been established for six of its landfills. Contributions to the trust funds have been invested by the trustees, all of which are federally insured banks, primarily in United States government obligations, municipal bonds and interest-bearing demand deposits. The investments of five of the trust funds are recorded by the Company at cost, which approximates market. The investments in the remaining trust fund, which amount to $5.6 million, as well as the related Obligations, have not been recorded by the Company due to certain provisions of the trust agreement regarding the ultimate disposition of any excess funds remaining after all Obligations have been satisfied. The investments held in this trust fund exceed the Obligations that would have been accrued at June 30, 1996. In addition to irrevocable trust funds, the Company also provides financial assurance for certain of its facilities by the issuance of letters of credit, surety bonds, insurance policies, and corporate guarantees. The Company has established a wholly-owned captive insurance subsidiary to provide financial assurance at selected sites through the issuance of insurance policies and surety bonds. The Company's total financial assurance for the Obligations is summarized as follows (in thousands):




                                     Summary of Financial Assurance
                                             June 30, 1996
                                     ------------------------------


Irrevocable trust funds                            $11,731
Outstanding letters of credit                       31,029
Third party surety bonds                            16,018
Captive insurance subsidiary                        33,667
Corporate guarantees                                 4,905
                                                   -------
       Total financial assurance provided          $97,350
                                                   =======

INTERNATIONAL OPERATIONS

  Sanifill currently provides waste collection, disposal, or both, services in six Mexican cities. These include four cities located near the border with the United States (Tijuana, Mexicali, Ensenada and Ciudad Juarez), Naucalpan, which is a suburb of Mexico City, and Acapulco. In the first quarter of 1996, the Company entered the Canadian solid waste market through its purchase of two transfer stations and a collection operation located near Toronto, Canada. The Company subsequently purchased an additional collection operation in Toronto, Canada and a special waste disposal facility located in Sarnia, Canada.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

  This "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this section, including without limitation (a) the statement in the paragraph under "--Results of Operations for the Interim Periods Ended June 30, 1996 and 1995 -- Operating Income" regarding the reasons for the absolute increase in operating income for the three months and six months ended June 30, 1996, (b) the statement in the paragraph under "--Results of Operations for the Interim Periods Ended June 30, 1996 and 1995 --Net Income" regarding the reasons for the absolute increase in net income for the three months and six months ended June 30, 1996, (c) the statement in the first textual paragraph under "--Liquidity and Capital Resources" regarding the Company's strategy in controlling working capital, (d) the statement in the first paragraph under "--Liquidity and Capital Resources--Financing Activities" of the Company's belief as to its future ability to obtain financing, (e) the statement under "--Liquidity and Capital Resources--Balance Sheet Management," regarding Management's long-term objectives regarding the Company's outstanding debt, (f) the statements under "--Liquidity and Capital Resources--Capital Expenditures" regarding the possibility that the Company may be required to make significant additional expenditures for certain purposes, the inability to determine the amount of such expenditures and the reasons for such inability, (g) all of the statements in the first two textual paragraphs under "--Liquidity and Capital Resources-- Landfill Financial Obligations," and the table appearing between such paragraphs, (h) all of the statements in the final paragraph under "--Liquidity and Capital Resources--Landfill Financial Obligations," (i) the statements under "--International Operations" regarding the additional risks to which the Company's Mexican and Canadian operations are subject and (j) all of the statements under "--Seasonality and Inflation," are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this section and elsewhere in this Report, including without limitation in conjunction with the forward looking statements included in this section. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 1996, the Company held its annual meeting of stockholders. In addition to the election of the three directors listed in the Company's proxy materials, the Company's stockholders voted on the following matter:

   1. Selection of Arthur Andersen LLP as the Company's independent auditors for the 1996 fiscal year. The stockholders approved this proposal by a vote of 19,630,824 to 9,968 with 6,125 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are included herein:

     10.1 Amendment to Employment Agreement, dated June 21, 1996 between Sanifill, Inc. and J. Chris Brewster.

     10.2 Second Amended and Restated Credit Agreement, dated as of July 16, 1996, among Sanifill, Inc., Sanifill Canada, Inc., certain of the Company's subsidiaries, Texas Commerce Bank National Association, as Agent, Chemical Bank of Canada, as Canadian Agent, and certain U.S. and Canadian banks.

    27    Financial Data Schedule (Filed only electronically with SEC)

    99    Press release, dated August 12, 1996, announcing the close of the
        Company's sale of its marine nonhazardous oilfield waste collection operations to Newpark Resources.

(b) Reports on Form 8-K.



    A report on Form 8-K was filed June 5, 1996. The Company filed information with respect to the announcement that it had executed definitive agreements for the purchase by Newpark Resources, Inc. of the marine-related nonhazardous oilfield waste collection operations of Campbell Wells, Ltd., a Sanifill subsidiary.

    A report on Form 8-K was filed June 22, 1996. The Company filed information with respect to the announcement that it had entered into a definitive agreement for the merger of a special purpose subsidiary of USA Waste Services, Inc. with and into Sanifill, which, subject to stockholder approval and other conditions, will result in Sanifill's becoming a wholly owned subsidiary of USA Waste Services, Inc.

                                  SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant, Sanifill, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SANIFILL, INC.



Dated:  August 13, 1996            By:  /s/ JAMES S. ENG
                                        ------------------------------
                                        James S. Eng
                                        Controller